Form 10-K
period 1997-12-31
GOVERNMENT TRUST PH-1
filed 1998-04-03
CIK 878721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1997


GOVERNMENT TRUST PH-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-19553
IRS Employer Identification No.:
           13-6982194

c/o The Chase Manhattan Bank
Corporate Trustee Administration
450 West 33rd Street
New York, New York  10001
(212) 946-8608
_________________________
(Address, including zip code, and telephone number of principal executive offices )

Securities Registered Pursuant to Section 12(g) of the Act :

7.50% Current Coupon Certificates, Class PH-1
( Title of Class )

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) , and (2) has been subject to such filing requirements for the past 90 days.
Yes      X            No

DOCUMENTS INCORPORATED BY REFERENCE

Semiannual Report as of February 18, 1997    Exhibit  B

Semiannual Report as of August 15, 1997     Exhibit  C

Annual Report as of March 31, 1998     Exhibit D

Part  I

Item  1. Business

                Not Applicable .

Item  2. Properties .

                See list of assets set forth in Exhibit A.

Item  3. Legal  Proceedings.

                None

Item  4. Submission  of  Matters to a Vote of  Security  Holders.

                None

PART  II

Item  5. Market  for  Registrant's  Common  Equity  and  Related
                Stockholder Matters .

                (a) Market Information .

                Certificates are not traded on any market or exchange.

                (b) Holders .

                The number of registered holders for Zero Coupon
                Certificates, Class  PH-1on December 31, 1997 was 1.

                (c) Dividends .

                $981,375.00 distributed to holders for Zero Coupon Certificates, Class PH-1 on February 18, 1997.

                $4,499,375.00 distributed to holders for Zero Coupon
            Certificates, Class PH-1 on August 15, 1997.

Item  6.      Selected  Financial  Data

                Not  Applicable.

Item  7.      Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations .

                Not  Applicable.

Item  8. Financial Statements and Supplementary Data.

                Not  Applicable .

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not Applicable.

PART  III

Item  10.       Directors and Executive Officers of  the Registrant.

                Not  Applicable.

Item  11.       Executive  Compensation .

                Not  Applicable.

Item  12 .      Security  Ownership of Certain Beneficial Owners and
                Management

                (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of   (2)  Name  and     (3) Amount and     (4) Percent
 Class          address            nature  of         of class
                of  benefi-        Beneficial
                cial owner         ownership
______________________________________________________________________________

Zero  Coupon    Cede & Co.         $ 22,652,000       100.00%
Certificates,   P.O. Box 20
Class  PH-1   Bowling  Green  Station
                New  York, NY 10004
_______________________________________________________________________________

                (b) Security  ownership of  management

                Not  Applicable.

                (c) Changes  in  control.

                Not  Applicable.

Item  13.       Certain  Relationships  and  Related  Transactions.

                (a) Transactions  with  management  and  others.

                Not Applicable.

                (b) Certain business relationships.

                Not Applicable .

                (c) Indebtedness of management .

                Not  Applicable .

                (d) Transactions  with  promoters.

                Not Applicable .

PART  IV

Item  14.       Exhibits, Financial Schedules, Reports on Form 8-K.

                (a) The following is a list of documents filed as part of this report :

                Exhibit                   Document
                   A                      List  of  Assets  held
                                          by  Trust  on
                                          December 31, 1997

                   B                      Semiannual Report
                                          as of February 18, 1997

                   C                      Semiannual Report as
                                          of August 15, 1997

                   D                      Annual Report as of
                                          March 31, 1998

                (b) Not  applicable

                (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Trust PH-1
(Registrant)

By : ______Dennis Kildea________
       Assistant Vice President

Date :     March 31,  1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______Marcus Gustafson_____________________
            Vice President


Date :     March 31, 1998


By : ______Dennis Kildea__________
        Assistant Vice President


Date :    March 31, 1998

Exhibit  A

REPUBLIC OF THE PHILIPPINES
GOVERNMENT TRUST PH-1

U. S. Government  Securities

Maturity              Par  Amount         Coupon

February 15, 1998            467,000             0.0000
August 15, 1998                 453,000             0.0000
February 15, 1999       439,000             0.0000
August 15, 1999              424,000            0.0000
February 15, 2000            410,000            0.0000
August 15, 2000              372,000             0.0000


Republic of the Philippines PH-1 Note

Principal  Amount            Rate  of
Outstanding                  Interest            Due Date

$ 22,652,440.18              7.53%               Aug 15, 2000

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust PH-1 7.50% Current Coupon Certificates
( Republic of the Philippines FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On February 18, 1997, the Certificate Payment Date, the aggregate amount distributed to the Holders was $981,375.00. The portions thereof allocable to the principal and interest payments on the Related Note was $882,375.00 and to payments from the Securities Trust $99,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $26,170,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $ 26,170,440.18.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust on the Certificate Payment Date in the amount of $811.92.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.



By: __________________

           Dennis Kildea
           Trust Officer

Report dated as of February 18, 1997
(Tax ID No. 13-6982194)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Trust PH-1 7.50% Current Coupon Certificates
( Republic of the Philippines FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On August 15, 1997, the Certificate Payment Date, the aggregate amount distributed to the Holders was $4,499,375.00. The portions thereof allocable to the principal and interest payments on the Related Note was $4,048,375.00 and to payments from the Securities Trust $451,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $22,652,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $22,652,440.18.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date in the amount of $1,011.93.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.

All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of September 20, 1991.


By: __________________
           Dennis Kildea
           Trust Officer

Report dated as of August 15, 1997
(Tax ID No. 13-6982194)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust PH-1 7.50% Coupon Certificates, Class PH-1
   (Republic of the Philippines FMS  Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1997, $5,480,750.00 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

a. 90% from interest payments made on the Republic of the Philippines Promissory Note on February 3, 1997 and August 1, 1997.
b. 10% from the proceeds of maturities of United States Treasury Strips due February 18, 1997 and August 15, 1997.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $22,652,000.00.

iii. The unpaid principal amount of the Republic of the Philippines Promissory Note following the February 18, 1997 and August 15, 1997 distributions is $22,652,440.18.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates in the amount of $1,823.85, representing excess funds.

Please be advised that no Payment Default has occurred and is continuing with respect to the February 18, 1997 and August 15, 1997 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the February 3, 1997 and August 1, 1997 Note Payment Dates next preceding the February
18, 1997 and August 15, 1997 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of September 20, 1991.
By ___________________________
         Dennis Kildea
         Assistant Vice President
Report dated as of  March 31, 1998
Tax I.D. No. 13-6982194

              INDEPENDENT AUDITORS' REPORT

Government Trust PH-1:

We have audited the accompanying balance sheet of Government Trust PH-1 (the "Trust") as of December 31, 1997 and the related statements of income, cash flows and changes in trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository, Chase Manhattan Bank, was holding as of December 31, 1997 for the account of the Republic of Philippines, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1997 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

March 13, 1998
New York, New York

                        Government Trust PH-1

                             Balance Sheet

                           December 31, 1997

                                Assets


Loan Note Receivable - at
 amortized cost, net of
 unamortized discount of $76,317                $22,575,683

Accrued Interest Receivable                         687,017
                                                 __________
          Total Assets                          $23,262,700


                     Liabilities and Trust Balance


Accrued Expenses Payable                        $     3,296

Trust Balance - Comprised
  of Owners' Equity in Government
  Trust Certificates                             23,259,404

Total Liabilities and                            ___________
  Trust Balance                                 $23,262,700



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                         Statement of Income

                  For the year ended December 31, 1997


Interest Income on the Loan Note                $1,878,726

Trustee Fees and other Expenses                    (6,807)
                                                ___________
Net Income                                      $1,871,919



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                       Statement of Cash Flows

                 For the year ended December 31, 1997

                      Increase (Decrease) in Cash


Cash Flows from Financing Activities:

 Distributions to Certificate Owners
 and the Republic                               $(5,482,191)

 Trustee Fees and  other expenses paid               (6,410)
                                                 ___________
 Net Cash Flows used in Financing Activities    $(5,488,601)

Cash Flows from Investing Activities:

 Principal and Interest Received
 on the Loan Note                                (5,488,601)
                                                  __________
 Net Cash Flows from Investing Activities        (5,488,601)
                                                  __________
Net Decrease in Cash                                      0
                                                  __________
Cash Balance at the beginning of period                   0
                                                  __________
Cash Balance at the end of period               $         0
                                                  __________



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                 Statement of Changes in Trust Balance

                 For the Year Ended December 31, 1997


Trust Balance at January 1, 1997                $26,869,676

Net Income                                        1,871,919

Distributions to Certificate Owners
 and the Republic                                (5,482,191)
                                                  _________
Trust Balance at December 31, 1997              $23,259,404



The accompanying notes are an integral part of these financial statements.

                        GOVERNMENT TRUST PH-1

                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1997

Note 1. Organization and Operations

Government Trust PH-1 (the "Trust") is a limited purpose trust established under the laws of the state of New York pursuant to a Declaration of Trust
(the "Declaration") between the Trust and Chase Manhattan Bank, as Trustee
(the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Current Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Republic of the Philippines (the "Republic"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United
States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates are not subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of $261,270 and a portion of the total offering expenses of approximately $326,814 associated with the offering of the Trust and the simultaneous offering of Government Trust PH-2, similar in organization and operation to the Trust, were paid out of the proceeds of the Trust.

Note 2.  Loan Note

The Loan Note in the original principal amount of $58,060,440 evidences a loan made by the Trust to the Republic subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") between the Trust and the Republic. The proceeds from the Loan Note were used to prepay certain loans made to the Republic from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 7.53% are due on the Loan Note on each February 1 and August 1 (each a "Note Payment Date"). On February 1, 1997 there was no scheduled principal payment; on August 1, 1997, the Republic made its scheduled payment of $3,518,000, along with interest thereon. Scheduled principal payments are due on each Note Payment Date as follows:

Payment Date                                 Principal Payment
___________                                  ______________
                                                (000's)

February 1998                                    3,815
August 1998                                      3,815
February 1999                                    3,815
August 1999                                      3,815
February 2000                                    3,815
August 2000                                      3,577

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion of amounts due to the Trust under the Loan Note. The Republic has also agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The Loan Note is carried on the balance sheet of the Trust at amortized cost. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 1997 was approximately $26.5 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3.  The Current Coupon Certificates

On September 30, 1991, the Trust issued Certificates in the aggregate principal amount of $58,060,000, bearing interest at an annual rate of 7.5% and having a final maturity date of August 15, 2000.

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Semiannual payments of interest on the Certificates are due on February 15 and August 15 of each year (each a "Certificate Payment Date"). Payments of principal are also due on each Certificate Payment Date through August 2000. On February 15, 1997, the Trust made its scheduled interest and principal payment of $4,499,375. Scheduled payments are due on each Certificate Payment Date as follows:

Payment Date                   Principal Payment

February 1998                  4,664,450
August 1998                    4,521,387
February 1999                  4,378,325
August 1999                    4,235,262
February 2000                  4,092,200
August 2000                    3,711,137

On February 15, 1998 the Trust made its scheduled payment of $4,664,450, along with interest thereon.

Note 4.  The Collateral

In accordance with the Collateral Depositary Agreement (the "Depositary Agreement") between the Republic, the Trustee, and Chase Manhattan Bank as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, the Republic has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each Certificate Payment Date an amount sufficient to pay the Unguaranteed
Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to the Republic.

Note 5.  The Trustee

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting the fees of the Trustee, the Depository and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of interest and principal on the Certificates will revert back to the Republic to the extent such funds were provided by the Republic but not needed for the above purpose.

Note 6.  Income Taxes

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificate holder is treated for Federal income tax purposes as the owner of a pro rate undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.