Form 10-K
period 1998-12-31
GOVERNMENT TRUST PH-1
filed 1999-04-02
CIK 878721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1998


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

DOCUMENTS INCORPORATED BY REFERENCE

Semiannual Report as of February 17, 1998    Exhibit  B

Semiannual Report as of August 17, 1998     Exhibit  C

Annual Report as of March 31, 1999     Exhibit D

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

                (b) Holders .

                The number of registered holders for Zero Coupon
                Certificates, Class PH-1 on December 31, 1998 was 1.

                (c) Dividends .

                $4,664,450.00 distributed to holders for Zero Coupon Certificates, Class PH-1 on February 17, 1998.

                $4,521,387.50 distributed to holders for Zero Coupon
            Certificates, Class PH-1 on August 17, 1998.

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

                Not  Applicable.

Item  12 .      Security  Ownership of Certain Beneficial Owners and
                Management

                (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of   (2)  Name  and     (3) Amount and     (4) Percent
 Class          address            nature  of         of class
                of  benefi-        Beneficial
                cial owner         ownership
______________________________________________________________________________

Zero  Coupon    Cede & Co.         $ 15,022,000       100.00%
Certificates,   P.O. Box 20
Class  PH-1   Bowling  Green  Station
                New  York, NY 10004
______________________________________________________________________________

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

                (a) The following is a list of documents filed as part of this report :

                Exhibit                   Document
                   A                      List  of  Assets  held
                                          by  Trust  on
                                          December 31, 1998

                   B                      Semiannual Report
                                          as of February 17, 1998

                   C                      Semiannual Report as
                                          of August 17, 1998

                   D                      Annual Report as of
                                          March 31, 1999

                (b) Not  applicable

                (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Trust PH-1
(Registrant)

By : ______Dennis Kildea________
       Assistant Vice President

Date :     March 31,  1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______ Andrew Taylor_____________________
            Vice President


Date :     March 31, 1999


By : ______Dennis Kildea__________
        Assistant Vice President


Date :    March 31, 1999

Exhibit  A

REPUBLIC OF THE PHILIPPINES
GOVERNMENT TRUST PH-1

U. S. Government  Securities

Maturity              Par  Amount         Coupon

February 15, 1999       439,000             0.0000
August 15, 1999              424,000            0.0000
February 15, 2000            410,000            0.0000
August 15, 2000              372,000             0.0000


Republic of the Philippines PH-1 Note

Principal  Amount            Rate  of
Outstanding                  Interest            Due Date

$ 15,022,440.18              7.53%               Aug 15, 2000

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust PH-1 7.50% Current Coupon Certificates
( Republic of the Philippines FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On February 17, 1998, the Certificate Payment Date, the aggregate amount distributed to the Holders was $4,664,450.00. The portions thereof allocable to the principal and interest payments on the Related Note was $4,197,450.00 and to payments from the Securities Trust $467,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $18,837,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $ 18,837,440.18.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust on the Certificate Payment Date.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.



By: __________________

           Dennis Kildea
       Assistant Vice President

Report dated as of February 17, 1998
(Tax ID No. 13-6982194)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Trust PH-1 7.50% Current Coupon Certificates
( Republic of the Philippines FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On August 17, 1998, the Certificate Payment Date, the aggregate amount distributed to the Holders was $4,521,387.50. The portions thereof allocable to the principal and interest payments on the Related Note was $4,068,387.50 and to payments from the Securities Trust $453,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $15,022,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $15,022,440.18.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date in the amount of $829.01.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.

All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of September 20, 1991.


By: __________________
           Dennis Kildea
      Assistant Vice President

Report dated as of August 17, 1998
(Tax ID No. 13-6982194)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust PH-1 7.50% Coupon Certificates, Class PH-1
   (Republic of the Philippines FMS  Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1998, $9,185,837.50 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

a. 90% from interest payments made on the Republic of the Philippines Promissory Note on February 2, 1998 and August 3, 1998.
b. 10% from the proceeds of maturities of United States Treasury Strips due February 17, 1998 and August 17, 1998.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $15,022,000.00.

iii. The unpaid principal amount of the Republic of the Philippines Promissory Note following the February 17, 1998 and August 17, 1998 distributions is $15,022,440.18.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates.

Please be advised that no Payment Default has occurred and is continuing with respect to the February 17 and August 17, 1998 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the February 2, 1998 and August 3, 1998 Note Payment Dates next preceding the February
17, 1998 and August 17, 1998 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of September 20, 1991.
By ___________________________
         Dennis Kildea
         Assistant Vice President
Report dated as of  March 31, 1999
Tax I.D. No. 13-6982194

              INDEPENDENT AUDITORS' REPORT

Government Trust PH-1:

We have audited the accompanying balance sheet of Government Trust PH-1 (the "Trust") as of December 31, 1998 and the related statements of income, cash flows and changes in trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository, Chase Manhattan Bank, was holding as of December 31, 1998 for the account of the Republic of Philippines, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1998 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

February 26, 1999
New York, New York

                        Government Trust PH-1

                             Balance Sheet

                           December 31, 1998

                                Assets


Loan Note Receivable - at
 amortized cost, net of
 unamortized discount of $30,528                $14,991,472

Accrued Interest Receivable                         455,605
                                                 __________
          Total Assets                          $15,447,077


                     Liabilities and Trust Balance


Accrued Expenses Payable                        $       943

Trust Balance - Comprised
  of Owners' Equity in Government
  Trust Certificates                             15,446,134

Total Liabilities and                            ___________
  Trust Balance                                 $15,447,077



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                         Statement of Income

                  For the year ended December 31, 1998


Interest Income on the Loan Note                $1,376,640

Trustee Fees and other Expenses                     (4,073)
                                                ___________
Net Income                                      $1,372,567



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                       Statement of Cash Flows

                 For the year ended December 31, 1998

                      Increase (Decrease) in Cash


Cash Flows from Financing Activities:

 Distributions to Certificate Owners
 and the Republic                               $(9,185,837)

 Trustee Fees and  other expenses paid               (6,224)
                                                 ___________
 Net Cash Flows used in Financing Activities    $(9,192,061)

Cash Flows from Investing Activities:

 Principal and Interest Received
 on the Loan Note                                 9,192,061
                                                  __________
 Net Cash Flows from Investing Activities         9,192,061
                                                  __________
Net Decrease in Cash                                      0
                                                  __________
Cash Balance at the beginning of period                   0
                                                  __________
Cash Balance at the end of period               $         0
                                                  __________



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                 Statement of Changes in Trust Balance

                 For the Year Ended December 31, 1998


Trust Balance at January 1, 1998                $23,259,404

Net Income                                        1,372,567

Distributions to Certificate Owners
 and the Republic                                (9,185,837)
                                                  _________
Trust Balance at December 31, 1998              $15,446,134



The accompanying notes are an integral part of these financial statements.

                        GOVERNMENT TRUST PH-1

                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1998

Note 1. Organization and Operations

Government Trust PH-1 (the "Trust") is a limited purpose trust established under the laws of the state of New York pursuant to a Declaration of Trust (the "Declaration") between the Trust and Chase Manhattan Bank, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Current Coupon Certificates (the"Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Republic of the Philippines (the "Republic"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates are not subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of $261,270 and a portion of the total offering expenses of approximately $326,814 associated with the offering of the Trust and the simultaneous offering of Government Trust PH-2, similar in organization and operation to the Trust, were paid out of the proceeds of the Trust.

Note 2.  Loan Note

The Loan Note in the original principal amount of $58,060,440 evidences a loan made by the Trust to the Republic subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") between the Trust and the Republic. The proceeds from the Loan Note were used to prepay certain loans made to the Republic from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 7.53% are due on the Loan Note on each February 1 and August 1 (each a "Note Payment Date"). On the February 2, 1998 and August 3, 1998 Note Payment Dates, the Republic made its scheduled payments of principal on the Loan Note in the amounts of $3,815,000 and $3,815,000, along with interest thereon, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment Date                                 Principal Payment
___________                                  ______________
                                                (000's)

February 1999                                    3,815
August 1999                                      3,815
February 2000                                    3,815
August 2000                                      3,577

On February 1, 1999 the Republic made it scheduled principal payment of $3,815,000 along with interest due thereon.

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion of amounts due to the Trust under the Loan Note. The Republic has also agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The Loan Note is carried on the balance sheet of the Trust at amortized cost. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 1998 was approximately $17.1 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

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

Semiannual payments of interest on the Certificates are due on February 15 and August 15 of each year (each a "Certificate Payment Date"), through August 2000. On the February 15, 1998 and August 15, 1998 Certificate Payment Dates, the Trust made its scheduled payments of principal on the certificate in the amounts of $4,664,450 and $4,521,387, along with interest thereon, respectively. Scheduled payments are due on each Certificate Payment Date as follows:

Payment Date                   Principal Payment

February 1999                  4,378,325
August 1999                    4,235,262
February 2000                  4,092,200
August 2000                    3,711,137

On February 15, 1999 the Trust made its scheduled payment of $4,378,325, along with interest thereon.

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

Note 6.  Income Taxes

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificate holder is treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.