Form 10-K
period 2000-12-31
GOVERNMENT TRUST PH-1
filed 2001-03-29
CIK 878721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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
Yes      X            No

DOCUMENTS INCORPORATED BY REFERENCE

Semiannual Report as of February 15, 2000	 Exhibit  B

Semiannual Report as of August 15, 2000     Exhibit  C

Annual Report as of March 29, 2001     Exhibit D

Part  I

Item  1.	Business

                Not Applicable .

Item  2.	Properties .

                See list of assets set forth in Exhibit A.

Item  3.	Legal  Proceedings.

                None

Item  4.	Submission  of  Matters to a Vote of  Security  Holders.

                None

PART  II

Item  5.	Market  for  Registrant's  Common  Equity  and  Related
                Stockholder Matters .

                (a) Market Information .

                Certificates are not traded on any market or exchange.

                (b) Holders .

                The number of registered holders for Zero Coupon
                Certificates, Class PH-1 on December 31, 2000 was 0.

                (c) Dividends .

                $4,092,200.00 distributed to holders for Zero Coupon Certificates, Class PH-1 on February 15, 2000.

                $3,711,137.50 distributed to holders for Zero Coupon Certificates, Class PH-1 on August 15, 2000.

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

Zero  Coupon    None
Certificates,
Class  PH-1

______________________________________________________________________________

                (b) Security  ownership of  management

                Not  Applicable.

                (c) Changes  in  control.

                Not  Applicable.

Item  13.       Certain  Relationships  and  Related  Transactions.

                (a) Transactions  with  management  and  others.

                Not Applicable.

                (b) Certain business relationships.

                Not Applicable .

                (c) Indebtedness of management .

                Not  Applicable .

                (d) Transactions  with  promoters.

                Not Applicable .

PART  IV

Item  14.       Exhibits, Financial Schedules, Reports on Form 8-K.

                (a) The following is a list of documents filed as part of this report :

                Exhibit                   Document
                   A	                  List  of  Assets  held
                                          by  Trust  on
                                          December 31, 2000

                   B                      Semiannual Report
                                          as of February 15, 2000

                   C                      Semiannual Report as
                                          of August 15, 2000

                   D                      Annual Report as of
                                          March 29, 2001

                (b) Not  applicable

                (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Trust PH-1
(Registrant)

By : ______Dennis Kildea________
       Assistant Vice President

Date :     March 29,  2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______ Andrew Taylor_____________________
            Vice President


Date :     March 29, 2001


By : ______Dennis Kildea__________
        Assistant Vice President


Date :    March 29, 2001

Exhibit  A

REPUBLIC OF THE PHILIPPINES
GOVERNMENT TRUST PH-1

U. S. Government  Securities

Maturity	             Par  Amount         Coupon

None		                 N/A               N/A





Republic of the Philippines PH-1 Note

Principal  Amount            Rate  of
Outstanding                  Interest            Due Date

None                           N/A                 N/A

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust PH-1 7.50% Current Coupon Certificates
( Republic of the Philippines FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On February 15, 2000, the Certificate Payment Date, the aggregate amount distributed to the Holders was $4,092,200.00. The portions thereof allocable to the principal and interest payments on the Related Note was $3,682,200.000 and to payments from the Securities Trust $410,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $ 3,577,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $ 3,577,440.18.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust on the Certificate Payment Date in the amount of $776.37.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.



By:	__________________
           Dennis Kildea
       Assistant Vice President

Report dated as of February 15, 2000
(Tax ID No. 13-6982194)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Trust PH-1 7.50% Current Coupon Certificates
( Republic of the Philippines FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On August 15, 2000, the Certificate Payment Date, the aggregate amount distributed to the Holders was $3,711,137.50. The portions thereof allocable to the principal and interest payments on the Related Note was $3,339,137.50 and to payments from the Securities Trust $372,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $ 0.00.

iii. The unpaid principal amount of the Related Note following such distribution is $ 0.00.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date in the amount of $1,288.32.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.

All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of September 20, 1991.


By:	__________________
           Dennis Kildea
      Assistant Vice President

Report dated as of August 15, 2000
(Tax ID No. 13-6982194)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust PH-1 7.50% Coupon Certificates, Class PH-1
   (Republic of the Philippines FMS  Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2000, $7,803,337.50 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

a. 90% from interest payments made on the Republic of the Philippines Promissory Note on February 1, 2000 and August 1, 2000.
b. 10% from the proceeds of maturities of United States Treasury Strips due February 15, 2000 and August 15, 2000.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $ 0.00.

iii. The unpaid principal amount of the Republic of the Philippines Promissory Note following the February 15, 2000 and August 15, 2000 distributions is $ 0.00.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates by $2,064.69.

Please be advised that no Payment Default has occurred and is continuing with respect to the February 15 and August 15, 2000 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the February 1, 2000 and August 1, 2000 Note Payment Dates next preceding the February
15, 2000 and August 15, 2000 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of September 20, 1991.
By ___________________________
         Dennis Kildea
         Assistant Vice President
Report dated as of March 29, 2000
Tax I.D. No. 13-6982194

              INDEPENDENT AUDITORS' REPORT

Government Trust PH-1:

We have audited the accompanying balance sheet of Government Trust PH-1 (the "Trust") as of December 31, 2000 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository, Chase Manhattan Bank, was holding as of December 31, 2000 for the account of the Republic of Philippines, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

New York, New York
March 19, 2001

                        Government Trust PH-1

                             Balance Sheet

                           December 31, 2000

                                Assets


Loan Note Receivable - at
 amortized cost                                 $         0

Accrued Interest Receivable                               0
                                                 __________
          Total Assets                          $         0


                     Liabilities and Trust Balance


Accrued Expenses Payable                        $         0

Trust Balance - Comprised
  of Owners' Equity in Government
  Trust Certificates                                      0

Total Liabilities and                            ___________
  Trust Balance                                 $         0



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                         Statement of Income

                  For the year ended December 31, 2000


Interest Income on the Loan Note                $  189,513

Trustee Fees and other Expenses                     (1,410)
                                                ___________
Net Income                                      $  188,103



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                       Statement of Cash Flows

                 For the year ended December 31, 2000

                      Increase (Decrease) in Cash


Cash Flows from Financing Activities:

 Distributions to Certificate Owners
 and the Republic                               $(7,803,475)

 Trustee Fees and  other expenses paid               (1,508)
                                                 ___________
 Net Cash Flows used in Financing Activities    $(7,804,983)

Cash Flows from Investing Activities:

 Principal and Interest Received
 on the Loan Note                                 7,804,983
                                                  __________
 Net Cash Flows from Investing Activities         7,804,983
                                                  __________
Net Decrease in Cash                                      0
                                                  __________
Cash Balance at the beginning of period                   0
                                                  __________
Cash Balance at the end of period               $         0
                                                  __________



The accompanying notes are an integral part of these financial statements.

                        Government Trust PH-1

                 Statement of Changes in Trust Balance

                 For the Year Ended December 31, 2000


Trust Balance at January 1, 2000                $ 7,615,372

Net Income                                          188,103

Distributions to Certificate Owners
 and the Republic                                (7,803,475)
                                                  _________
Trust Balance at December 31, 2000              $         0



The accompanying notes are an integral part of these financial statements.

                        GOVERNMENT TRUST PH-1

                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2000

Note 1. Organization and Operations

Government Trust PH-1 (the "Trust") was a limited purpose trust established under the laws of the state of New York pursuant to a Declaration of Trust (the "Declaration") between the Trust and Chase Manhattan Bank, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Current Coupon Certificates(the "Certificates"). The assets of the Trust consisted of a Promissory Note (a "Loan Note") from the Republic of the Philippines (the "Republic"). The Loan Note was backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates were not subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of $261,270 and a portion of the total offering expenses of approximately $326,814 associated with the offering of the Trust and the simultaneous offering of Government Trust PH-2, similar in organization and operation to the Trust, were paid out of the proceeds to the Trust.

Note 2.  Loan Note

The Loan Note in the original principal amount of $58,060,440 evidences a loan made by the Trust to the Republic subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") between the Trust and the Republic. The proceeds from the Loan Note were used to prepay certain loans made to the Republic from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 7.53% were due on the Loan Note on each February 5 and August 5 (each a "Note Payment Date"). On the February 5, 2000 and August 5, 2000 Note Payment Dates, the Republic made its scheduled payments of principal on the Loan Note in the amounts of $3,815,000 and $3,577,000, along with interest thereon, respectively. There are no remaining scheduled principal payments on the Loan Note.

Note 3.  The Current Coupon Certificates

On September 30, 1991, the Trust issued Certificates in the aggregate principal amount of $58,060,000, bearing interest at an annual rate of 7.5% and having a final maturity date of August 15, 2000.

Each of the Certificates evidenced an undivided fractional interest in the Trust, and represented the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Semiannual payments of interest on the Certificates were due on February 15 and August 15 of each year (each a "Certificate Payment Date"), through August 2000. On the February 15, 2000 and August 15, 2000 Certificate Payment Dates, the Trust made its scheduled payments of principal on the certificate in the amounts of $4,092,200 and $3,711,137.50, along with interest thereon, respectively. There are no remaining scheduled principal payments.

Note 4.  The Trustee

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral were deposited in the trust account for the benefit of the holders of the Certificates after deducting the fees of the Trustee, the Depository and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of interest and principal on the Certificates would have reverted back to the Republic to the extent such funds were provided by the Republic but not needed for the above purpose.

Note 5.  Income Taxes

The Trust was classified as a Grantor Trust for tax purposes and was not subject to Federal income taxes. Each Certificate holder was treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust.